Form 10-KT
period 2003-12-31
MS STRUCTURED SATURNS SERIES 2003-5
filed 2004-03-30
CIK 1279668

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from DECEMBER 1, 2003 to DECEMBER 31, 2003

                  COMMISSION FILE NUMBERS 001-16443, 333-101155
                                          ---------------------

                            MS STRUCTURED ASSET CORP.
                                  ON BEHALF OF
                            SATURNS TRUST NO. 2003-5
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      13-4026700
-----------------------------------            ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

    1585 BROADWAY, SECOND FLOOR
     NEW YORK, NEW YORK                                      10036
      ATTENTION: JOHN KEHOE                                (Zip Code)
 (Address of principal executive office)

Registrant's telephone number, including area code:      (212) 761-2520

           Securities registered pursuant to Section 12(b) of the Act:


     Title of Each Class               Name of Each Exchange On Which Registered
-------------------------------------  -----------------------------------------
SATURNS FORD MOTOR COMPANY DEBENTURE           NEW YORK STOCK EXCHANGE
BACKED SERIES 2003-5 CALLABLE UNITS

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

         Not Applicable

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

----------------------------------------------------------------------------------------------------------------------

 SATURNS Trust No.:        Closing Date              Payment Dates              Form 8-K Filing Dates (Not Trust
                                                                              Agreement Filings in connection with
                                                                                          Closing Date)


                                                                             For Transition Period from December 1,
                                                                                    2003 to December 31, 2003
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
      2003-5                 3/14/03             January 16 and July 16              None filed this period
----------------------------------------------------------------------------------------------------------------------

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

         Date:  March 30, 2004

                                                   MS STRUCTURED ASSET CORP.
                                                   (Registrant)



                                                   By: /s/ JOHN KEHOE
                                                       -------------------------
                                                   Name:  John Kehoe
                                                   Title: Vice President
                                                   Date:  March 30, 2004