Form 10-K
period 2008-12-31
MS STRUCTURED SATURNS SERIES 2003-5
filed 2009-03-27
CIK 1279668

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

For the fiscal year ended December 31, 2008


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

Large accelerated filer ___  Accelerated filer ___    Non-accelerated filer    X


         Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).  Yes ___ No   X


         All of the common stock of the registrant is held by Morgan Stanley. As of March 11, 2009, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

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

             (a) The following documents are filed as part of this Report: None

             (b) Reports on Form 8-K:


See Table Below:

 SATURNS Trust No.:    Closing Date         Payment Dates               Form 8-K Filing Dates (Not Trust
                                                                      Agreement Filings in connection with
                                                                                  Closing Date)

                                                                                   For FY 2008
2003-5                3/14/03           January 16 and July 16         January 22, 2008 and July 18, 2008


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


         Date:  March 24, 2009

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Bank of America, National Association as successor by merger to LaSalle Bank National Association and its officers and agents.


                                                     By:      /s/Madhu Philips
                                                        ------------------------
                                                     Name:    Madhu Philips
                                                     Title:   Vice President
                                                     Date:    March 24, 2009

                                                                    Exhibit 31.2

                           COMPLIANCE STATEMENT

          In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-5 for the fiscal year ending December 31, 2008, and the certifications given by Madhu Philips with respect thereto, the undersigned hereby certifies that he is a duly elected Senior Vice President of Bank of America, National Association, successor by merger to LaSalle Bank National Association ("Bamk of America"), and further certifies in his capacity as such as follows:


1. Bank of America has prepared all distribution reports with respect to each distribution date for SATURNS Trust No. 2003-5, and has filed a copy of such reports on Form 8-K during the fiscal year as described on Exhibit A hereto.

2. I have reviewed all reports on Form 8-K containing distribution reports filed in respect of periods included in the fiscal year covered by the annual report of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-5;

3. I am familiar with the operations of Bank of America with respect to the SATURNS program and SATURNS Trust No. 2003-5 and the requirement imposed by the applicable trust agreement;

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

7. Based on my knowledge, and except as disclosed in the reports, there are no material legal proceedings with respect to any trust, involving the trust or Bank of America as trustee.


                                              By:      /s/James A. Jendra
                                                 -------------------------------
                                              Name:    James A. Jendra
                                              Title:   Senior Vice President
                                                       Americas Executive
                                              Date:    March 24, 2009

                                                                       EXHIBIT A

 SATURNS Trust No.:    Closing Date         Payment Dates               Form 8-K Filing Dates (Not Trust Agreement
                                                                           Filings in connection with Closing Date)

                                                                                   For FY 2008
2003-5                3/14/03           January 16 and July 16         January 22, 2008 and July 18, 2008